Form 10QSB
period 2001-09-30
CYBER WRESTLING INC
filed 2001-11-09
CIK 1016066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 6, 2001 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................5

INDEX TO EXHIBITS..............................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Wrestling, Inc. , a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2001.............................F-2

Unaudited Statement of Operations for the three and nine months ended September 30, 2001 and 2000 and May 31, 1996 (Date of Inception) to September
30, 2001.....................................................................F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 and May 31, 1996 (Date of Inception) to September 30, 2001..........F-4

Notes to Condensed Financial Statements......................................F-5

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                               September 30, 2001


                                                                      September 30, 2001
                                                                          (Unaudited)
                                                                        --------------
                                     Assets

Cash & cash equivalents                                                 $          176
                                                                        --------------
                                  Total Assets                          $          176

                                                                        --------------


                      Liabilities and Stockholders' Equity
Current liabilities - Accounts payable                                  $          713
Current Liabilities - A/P - Related Parties                                      2,299
                                                                        --------------
                           Total Current Liabilities                             3,012

Stockholders' equity:
     Common stock, $.001 par value, 20,000,000 shares authorized,
           2,042,000 shares issued and outstanding                               2,042
    Additional paid-in capital                                                     324
    Accumulated Deficit                                                         (5,202)
                                                                        --------------

                      Total Stockholders' Equity (Deficit)                      (2,836)
                                                                        --------------

              Total Liabilities and Stockholders' Equity (Deficit)      $           176
                                                                        $
                                                                        ==============














                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          Three and Nine months ended September 30, 2001 and 2000, and
             May 31, 1996 (Date of Inception) to September 30, 2001





                                                                                               Inception
                                             Three months ended       Nine months ended           to
                                               September 30,           September 30,           September
                                            2001         2000         2001         2000        30, 2001
                                         -----------  -----------  -----------  ----------   --------------


Revenues                                 $         0  $         0  $         0  $        0   $            0

General and administrative costs               1,298          287        1,535       1,410            5,202
                                         -----------  -----------  -----------  ----------   --------------

Income / (Loss) before income taxes           (1,298)        (287)      (1,535)     (1,410)          (5,202)

Provision for income taxes                         0            0            0           0                0
                                         -----------  -----------  -----------  ----------   --------------

                  Net Income / (Loss)    $    (1,298) $      (287) $    (1,535) $   (1,410)  $       (5,202)
                                         ===========  ===========  ===========  ==========   ==============

Income / (Loss) per common share - basic        0.00         0.00         0.00        0.00
and diluted
                                         -----------  -----------  -----------  ----------

Weighted average common shares -           2,042,000    2,042,000    2,042,000   2,042,000
     basic and diluted
                                         -----------  -----------  -----------  ----------

















                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
               Nine months ended September 30, 2001 and 2000, and
             May 31, 1996 (Date of Inception) to September 30, 2001




                                                                   Nine Months Ended     Inception to
                                                                    September 30,        September 30,
                                                                  2001          2000         2001
                                                               ---------     ---------   -----------


Cash flows from operating activities:
     Net loss                                                  $  (1,535)    $(1,410)    $  (5,202)
         Adjustments to reconcile net loss to net cash
    (used) in operating activities:
             Increase in accounts payable                            563             0           713
             Increase in related party payables                    1,062         1,137         2,299
                                                               ---------     ---------   -----------
                 Net cash provided by operating activities            90          (274)       (2,190)
                                                               ---------     ---------   -----------


Cash flows from investing activities                                   0             0
                                                               ---------     ---------   -----------


Cash flows from financing activities
        Issuance of Common Stock                                       0             0         2,042
        Decrease in stock subscription receivable                      0           360           324
        Additional Paid-in Capital                                     0             0             0
                                                               ---------     ---------   -----------
               Net cash provided by financing activities               0           360         2,366
                                                               ---------     ---------   -----------


Net increase in cash                                                  90            86           176
                                                               ---------     ---------   -----------

Cash, beginning of period                                             86             0             0
                                                               ---------     ---------   -----------

Cash, end of period                                            $     176     $      86   $       176
                                                               ---------     ---------   -----------









                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

1.       Organization

The Company was organized under the laws of the State of Nevada on May 31, 1996 and had no significant operations or activity until May 31, 1996 (date of inception). The Company was originally formed for the purpose of specializing in Internet "virtual mall" development. The Company's main area of focus was directed towards the development of a virtual shopping mall specializing in the sale of wholesale related goods on the Internet. However, due to a lack of necessary funding, plans for a theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 and currently seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

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

4.       Related Party Transactions

At the conclusion of the third quarter, the Company owed Hudson Consulting Group, Inc. $2,299.82 for services rendered in preparing disclosure documents and general administrative tasks and cash advances with regard to daily operations. Richard Surber is president of both Hudson Consulting Group, Inc. and the Company.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for the next twelve months, but there is no guarantee that these funds will be provided.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this day of October, 2001.




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