Form 10QSB
period 2002-06-30
CYBER WRESTLING INC
filed 2002-11-13
CIK 1016066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                    Yes  XX   No
                                        ----     ----

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 13, 2002 was 2,042,000.

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

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Wrestling, Inc. , a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2002.................................F-2

Unaudited Statement of Operations for the three and six months ended  June 30,
2002 and 2001 and May 31, 1996 (Date of Inception) to June 30, 2002.........F-3

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and
2001 and May 31, 1996 (Date of Inception) to June 30, 2002..................F-4

Notes to Condensed Financial Statements.....................................F-5

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                                  June 30, 2002


                                                                   June 30, 2002
                                                                     (Unaudited)
                                                                      --------
                                     Assets

Cash & cash equivalents                                               $      -
Prepaid expense                                                             96
                                                                      --------
                              Total Current Assets                    $     96



                      Liabilities and Stockholders' Equity
Current Liabilities:
      Related Party Payable                                              8,252
                                                                      --------
                           Total Current Liabilities                     8,252

Stockholders' equity (deficit)
      Preferred stock $.001 par value 5,000,000 shares authorized,
         no shares  issued and outstanding on June 30, 2002                  -
     Common stock, $.001 par value, 20,000,000 shares authorized,
           2,042,000 shares issued and outstanding                       2,042
     Additional paid-in capital                                            324
Accumulated Deficit                                                   (10,522)
                                                                      --------

                      Total Stockholders' Equity (Deficit)             (8,156)
                                                                      --------

              Total Liabilities and Stockholders' Equity (Deficit)    $     96
                                                                      ========











                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
              Three and Six months ended June 30, 2002 and 2001 and
                May 31, 1996 (Date of Inception) to June 30, 2002





                                                     Three months ended         Six months ended
                                                          June 30,                  June 30,           Inception
                                                                                                        to June
                                                    2002         2001         2002         2001        30, 2002
                                                 -----------  -----------  -----------  -----------  -------------

Revenues                                         $         -  $         -  $        -   $         -  $           -

General and administrative costs                       1,231           87        1,942          237         10,522
                                                 -----------  -----------  -----------  -----------  -------------

Income / (Loss) before income taxes                  (1,231)         (87)      (1,942)        (237)       (10,522)

Provision for income taxes                                 -            -            -            -              -
                                                 -----------  -----------  -----------  -----------  -------------

                  Net Income / (Loss)            $   (1,231)  $      (87)  $   (1,942)  $     (237)  $    (10,522)
                                                 ===========  ===========  ===========  ===========  =============

Income / (Loss) per common share - basic                0.00         0.00         0.00         0.00
and diluted
                                                 -----------  -----------  -----------  -----------

Weighted average common shares -                   2,042,000    2,042,000    2,042,000    2,042,000
     basic and diluted
                                                 -----------  -----------  -----------  -----------





                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                  Six months ended June 30, 2002 and 2001, and
                May 31, 1996 (Date of Inception) to June 30, 2002


                                                                      Six Months Ended             Inception to
                                                                          June 30,                June 30, 2002
                                                                   2002              2001
                                                               -------------    -------------   ------------------

Cash flows from operating activities:
     Net loss                                                  $     (1,942)    $       (237)   $         (10,522)
         Adjustments to reconcile net loss to net cash
         (used) in operating activities:
           Services and expenses paid with common stock                    -                -                2,006
           Increase in prepaid expense                                  (96)                -                 (96)
           Increase (decrease) in accounts payable                   (1,050)                -                    -
           Increase in related party payables                          2,953              151                8,252
                                                               -------------    -------------   ------------------
Net cash provided by (used in) operating activities                    (135)             (86)                (360)
                                                               -------------    -------------   ------------------


Cash flows from investing activities                                       -                -                    -
                                                               -------------    -------------   ------------------


Cash flows from financing activities
        Capital contribution by incorporators                              -                -                  360
        Issuance of Common Stock                                           -                -                    -
                                                               -------------    -------------   ------------------
               Net cash provided by financing activities                   -                -                  360


Net increase (decrease) in cash                                        (135)             (86)                    -
                                                               -------------    -------------   ------------------

Cash, beginning of period                                                135               86                    -
                                                               -------------    -------------   ------------------

Cash, end of period                                            $           -    $           -   $                -
                                                               -------------    -------------   ------------------









                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2002

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

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the period ended December 31, 2001, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Cyber Wrestling, Inc. (the" Company") on Form 10- QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, sole executive officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ Richard Surber
         ----------------------
         Richard Surber
         Sole Executive Officer
         November 13, 2002




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2002.




Cyber Wrestling, Inc.


 /s/ Richard D. Surber
----------------------
Richard D. Surber
President and Director

INDEX TO EXHIBITS
EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)              *                 Articles of Incorporation of the Company
                                    (incorporated herein by reference from
                                    Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Securities and Exchange
                                    Commission on May 9, 2000).

3(ii)             *                 Bylaws of the Company, as amended
                                    (incorporated herein by reference from
                                    Exhibit 3(ii) of the Company's Form 10-SB as filed with the Securities and Exchange
                                    Commission on May 9, 2000).



* Incorporated herein by reference from the referenced filings previously made by the Company.