Form 10QSB
period 2002-09-30
CYBER WRESTLING INC
filed 2002-11-13
CIK 1016066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Wrestling, Inc. , a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2002............................F-2

Unaudited Statement of Operations for the three and nine months ended September 30, 2002 and 2001 and May 31, 1996 (Date of Inception) to September 30,
2002........................................................................F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2002 and 2001 and May 31, 1996 (Date of Inception) to September 30, 2002.........F-4

Notes to Condensed Financial Statements.....................................F-5

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                               September 30, 2002


                                                                                 September 30, 2002
                                                                                    (Unaudited)
                                                                                    ---------
                                     Assets

Cash & cash equivalents                                                            $        -
                                                                                    ---------
                              Total Current Assets                                 $        -

                                                                                    ---------


                      Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable                                                             $      563
      Related Party Payable                                                             8,252
                                                                                    ---------
                           Total Current Liabilities                                    8,815
                                                                                    ---------

Stockholders' equity (deficit)
     Preferred stock $.001 par value, 5,000,000 shares authorized, no shares
               issued and outstanding on September 30, 2002                                 -
     Common stock, $.001 par value, 20,000,000 shares authorized,
           2,042,000 shares issued and outstanding                                      2,042
     Additional paid-in capital                                                           324
Accumulated Deficit                                                                  (11,181)
                                                                                    ---------

                      Total Stockholders' Equity (Deficit)                            (8,815)
                                                                                    ---------

              Total Liabilities and Stockholders' Equity (Deficit)                  $       -
                                                                                    $
                                                                                    =========






                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
           Three and Nine months ended September 30, 2002 and 2001 and
             May 31, 1996 (Date of Inception) to September 30, 2002



                                                    Three months ended        Nine months ended
                                                      September 30,             September 30,        Inception to
                                                                                                       September
                                                                                                       30, 2002
                                                                                                     -----------
                                                    2002         2001         2002         2001
                                                 -----------  -----------  -----------  -----------

Revenues                                         $         -  $         -  $         -  $         -  $         -

General and administrative costs                         659        1,298        2,601        1,535       11,181
                                                 -----------  -----------  -----------  -----------  -----------

Income / (Loss) before income taxes                    (659)      (1,298)      (2,601)      (1,535)     (11,181)

Provision for income taxes                                 -            -            -            -            -
                                                 -----------  -----------  -----------  -----------  -----------

                  Net Income / (Loss)            $     (659)  $   (1,298)  $   (2,601)  $   (1,535)  $  (11,181)
                                                 ===========  ===========  ===========  ===========  ===========

Income / (Loss) per common share - basic                0.00         0.00         0.00         0.00
and diluted
                                                 -----------  -----------  -----------  -----------

Weighted average common shares -                   2,042,000    2,042,000    2,042,000    2,042,000
     basic and diluted
                                                 -----------  -----------  -----------  -----------






                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
               Nine months ended September 30, 2002 and 2001, and
             May 31, 1996 (Date of Inception) to September 30, 2002


                                                                      Nine Months Ended         Inception to
                                                                        September 30,            September 30,
                                                                                                     2002
                                                                   2002              2001
                                                               -------------    --------------   -----------

Cash flows from operating activities:
   Net loss                                                    $     (2,601)    $      (1,535) $    (11,181)
 Adjustments to reconcile net loss to net cash
(used) in operating activities:
         Services and expenses paid with common stock                      -                 -         2,006
         Increase (decrease) in accounts payable                       (486)               563           563
         Increase (decrease) in related party payables                 2,953             1,062         8,252
                                                               -------------    --------------   -----------
Net cash provided by (used in) operating activities                    (135)                90         (360)
                                                               -------------    --------------   -----------


Cash flows from investing activities                                       -                 -             -
                                                               -------------    --------------   -----------


Cash flows from financing activities
        Capital contributions by incorporators                             -                 -           360
                                                               -------------    --------------   -----------
               Net cash provided by financing activities                   -                 -           360
                                                               -------------    --------------   -----------


Net increase (decrease) in cash                                        (135)               90              -
                                                               -------------    --------------   -----------

Cash, beginning of period                                                135                86             -
                                                               -------------    --------------   -----------

Cash, end of period                                            $           -    $          176   $         -
                                                               -------------    --------------   -----------









                 See accompanying notes to Financial Statements

                              Cyber Wrestling, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002

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

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until year end of 2002, but there can be no assurance that this expectation will be fully realized.

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


                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Cyber Wrestling, Inc. (the" Company") on Form 10- QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, sole executive officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ Richard Surber
         ---------------------------------
         Richard Surber
         Sole Executive Officer
         November 13, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2002.




Cyber Wrestling, Inc.


  /s/ Richard Surber
----------------------
Richard Surber
President and Director

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